Form 10-K
period 2005-12-31
Banc of America Commercial Mortgage Inc., Series 2005-5
filed 2006-03-29
CIK 1339824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________to _______

Commission file number 333-127779-02

Banc of America Commercial Mortgage Inc.
(as depositor under the Pooling and Servicing Agreement, dated as of October 1, 2005, relating to the Banc of America
Commercial Mortgage Inc. Commercial Mortgage Pass-Through Certificates, Series 2005-5)
(Exact name of registrant as specified in its charter)

Delaware	56-1950039
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

214 North Tryon Street, NC1-027-22-03, Charlotte, North Carolina 28255
(Address of principal executive offices)

Registrant’s telephone number, including area code: 704-386-8509

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S K (~229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes	☒ No

State the aggregate market value of the voting and non voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

PART I

Introductory Note

This Annual Report on Form 10-K is prepared in reliance on the no-action letter dated March 26, 1993 issued by the Securities and Exchange Commission to Nomura Asset Securities Corporation.

Item 1. Business.

Not applicable

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Not applicable

Item 3. Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement for the Banc of America Commercial Mortgage Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-5 (the ‘Trust’), the Trustee, the Master Servicer, the Special Servicer, the Initial Special Servicer, the REMIC Administrator, the Fiscal Agent or the registrant with respect to the Trust other than ordinary routine litigation incidental to the duties of the respective parties.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

No established public trading market for the Certificates exists.

Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2005, the total number of holders of record for the Series of Certificates is 143.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Not applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Not applicable.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Not applicable.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Not applicable.

Item 11. Executive Compensation.

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not applicable.

Item 13. Certain Relationships and Related Transactions.

Not applicable.

Item 14. Principal Accounting Fees and Services.

Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description
4.1	Pooling and Servicing Agreement (filed as an exhibit to Form 8-K on October 28, 2005)
31	Sarbanes-Oxley Certification
99.1(a)	Annual Independent Accountants’ Report & Report of Management, Bank of America, N.A., as Master Servicer
99.1(b)	Annual Independent Accountants’ Report & Report of Management, Midland Loan Services, Inc., as Special Servicer
99.1(c)	Annual Independent Accountants’ Report & Report of Management, LNR Partners, Inc. as Special Servicer with respect to the 417 Fifth Avenue Loan
99.2(a)	Annual Statement of Compliance, Bank of America, N.A., as Master Servicer
99.2(b)	Annual Statement of Compliance, Midland Loan Services, Inc., as Special Servicer
99.2(c)	Annual Statement of Compliance, LNR Partners, Inc. as Special Servicer with respect to the 417 Fifth Avenue Loan
99.2(d)	Annual Statement of Compliance, Bank of America, N.A., as Master Servicer with respect to the Sotheby’s Building Whole Loan

(b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Banc of America Commercial Mortgage Inc. (as depositor under the Pooling and Servicing Agreement, dated as of October 1, 2005, relating to the Banc of America Commercial Mortgage Inc. Commercial Mortgage Pass-Through Certificates, Series 2005-5)
(Registrant)

By: /s/ Stephen Hogue
Stephen L. Hogue, Vice President

Date: March 27, 2006
EXHIBIT INDEX
Exhibit Number	Description
4.1	Pooling and Servicing Agreement (filed as an exhibit to Form 8-K on October 28, 2005)
31	Sarbanes-Oxley Certification
99.1(a)	Annual Independent Accountants’ Report & Report of Management, Bank of America, N.A., as Master Servicer
99.1(b)	Annual Independent Accountants’ Report & Report of Management, Midland Loan Services, Inc., as Special Servicer
99.1(c)	Annual Independent Accountants’ Report & Report of Management, LNR Partners, Inc. as Special Servicer with respect to the 417 Fifth Avenue Loan
99.2(a)	Annual Statement of Compliance, Bank of America, N.A., as Master Servicer
99.2(b)	Annual Statement of Compliance, Midland Loan Services, Inc., as Special Servicer
99.2(c)	Annual Statement of Compliance, LNR Partners, Inc. as Special Servicer with respect to the 417 Fifth Avenue Loan
99.2(d)	Annual Statement of Compliance, Bank of America, N.A., as Master Servicer with respect to the Sotheby’s Mall Whole Loan